Form 10QSB
period 2007-09-30
STANDARD MOBILE INC
filed 2007-11-13
CIK 1353490

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51884
______________

Standard Mobile, Inc.
(Exact name of small business issuer as specified in its charter)
______________

Delaware	26-1276310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15044 Ocaso Avenue, La Mirada, California	90638
(Address of principal executive offices)	(Zip Code)

(714) 670-7868
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2007: 100,000 shares of common stock.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

Standard Mobile, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

Standard Mobile, Inc.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS                                                    Page #

         Balance Sheet                                                                      F-1

         Statement of Operations and Retained Deficit               F-2/F-3

         Statement of Stockholders Equity                                    F-4

         Cash Flow Statement                                                          F-5

         Notes to the Financial Statements                                   F-6

Standard Mobile, Inc.
(a development stage company)
BALANCE SHEET
As of September 30, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	9/30/2007	12/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,750	$1,750

Total Current Liabilities	2,750	1,750

TOTAL LIABILITIES	2,750	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(2,850)	(1,850)

Total Stockholders' Equity	(2,750)	(1,750)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements

Standard Mobile, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ending September 30, 2007 and 2006
from inception (December 9, 2005) through September 30, 2007

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	9/30/2007	9/30/2006	TO 9/30/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,000	800	2,850

NET INCOME (LOSS)	(1,000)	(800)	(2,850)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,850)	(400)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(2,850)	$(1,200)	$(2,850)

Earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements

Standard Mobile, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending September 30, 2007 and 2006

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	9/30/2007	9/30/2006

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	250

NET INCOME (LOSS)	(500)	(250)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,350)	(950)

ACCUMULATED DEFICIT, ENDING BALANCE	$(2,850)	$(1,200)

The accompanying notes are an integral part of these financial statements

Standard Mobile, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through September 30, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100		$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	100	(1,850)	(1,750)

Net Income (Loss)			(1,000)	(1,000)

Total, September 30, 2007	100,000	$100	$(2,850)	$(2,750)

The accompanying notes are an integral part of these financial statements

Standard Mobile, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending September 30, 2007 and 2006
from inception (December 9, 2005) through September 30, 2007

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2007	9/30/2006	TO 9/30/07

Net income (loss)	$(1,000)	$(800)	$(2,850)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	1,000	800	2,750

Total adjustments to net income	1,000	800	2,850

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Proceeds from stock issuance	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Standard Mobile, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry:

Starndard Mobile, Inc. (the Company), a Company incorporated in the state of Delaware as of December 9, 2005 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, and $1,450 at 2026, $1,000 at 2027.

12.  Subsequent Events:

In an effort to substantiate stockholder value, Standard Mobile, Inc. evaluated various companies and compatible or alternative business opportunities with the intent that a reverse merger transaction be negotiated and completed pursuant to which Standard Mobile, Inc. would acquire a target company with an operating business with the intent of continuing the acquired company’s business as a publicly held entity.  As the result of this search, the company has located a candidate for the merger. The merger would be effectuated during the forth quarter of 2007.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

On October 22, 2007 (the "Effective Date"), pursuant to the terms of a Stock Purchase Agreement, Won Bum Lee purchased a total of 100,000 shares of issued and outstanding common stock of Standard Mobile, Inc. (the "Company") from Michael Raleigh, the sole officer, director and shareholder of the Company, for an aggregate of $32,500 in cash.  The total of 100,000 shares represented all of the shares of outstanding common stock of the Company at the time of transfer.  Mr. Lee used private funds to purchase the shares of the Company.  As part of the acquisition, and pursuant to the Stock Purchase Agreement, the following changes to the Company's directors and officers have occurred:

O	As of October 22, 2007 Won Bum Lee was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary.

O
Michael Raleigh then resigned as a member of the Company's Board of Directors and as the Company's President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary, effective October 22, 2007

O	The Company changed its name to Standard Mobile, Inc.

Over the next twelve months, the Company intends to raise enough cash to satisfy its short term operating expenses and continue to implement its business plan.  The Company is not engaging in any product research or development.  The Company is focusing on creating value through the use of its sales force and quality of products.

The Company does not expect any significant purchases or sale of equipment over the next twelve months nor does it expect a change in the number of employees.

Results of Operation

The Company did not have any operating income from inception (December 9, 2005) through September 30, 2007 and recognized a net loss of $500 for the three months ended September 30, 2007.  Some general and administrative expenses from inception were accrued.  Expenses from inception were comprised of costs mainly associated with legal, accounting and office fees.

Liquidity and Capital Resources

At September 30, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management is in the process of conducting fundraising efforts through the use of a private placement.  No estimate can be made as to the number of persons who will invest in the Company but any proceeds raised will be used to pay general administrative expenses with the remainder going to fund operations and grow the business.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6.   Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

Incorporated by reference filed on October 24, 2007

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*

	3.3	By-Laws *

	31.1	Certification of Won Bum Lee pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Won Bum Lee pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on April 3, 2006 (File no: 000-51884)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Standard Mobile, Inc.

By:	/s/ Won Bum Lee
Won Bum Lee Chief Executive Officer Chief Financial Officer

Dated:	November 13, 2007