Form 10KSB
period 2007-12-31
STANDARD MOBILE INC
filed 2008-03-25
CIK 1353490

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-51879

Standard Mobile, Inc.
(Name of small business issuer in its charter)

DELAWARE	26-1276310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16870 Valley View Avenue, La Mirada California	90638
(Address of principal executive offices)	(Zip Code)

(714) 994-1400
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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
Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2007: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007, was: $0

Number of shares of the registrant’s common stock outstanding as of March 23, 2008 was: 708,000

Transitional Small Business Disclosure Format: Yes ☐    No ☒

i

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

4303, Inc. was incorporated on December 9, 2005 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder.  4303, Inc. subsequently changed its name to Thermal Technology Services, Inc.

On October 22, 2007, the Company entered into a Stock Purchase Agreement with Won Bum Lee for the purchase of all of the issued and outstanding shares of the Company from Michael Raleigh, the sole officer and director of the Company.  Pursuant to this Agreement, Mr. Raleigh resigned as the Company’s sole officer and director and Mr. Lee was appointed the Company’s Chairman and President.  In addition, the Company changed its name to Standard Mobile, Inc. and amended its business plan to focus on the sale and distribution of cellular phones and other telecommunications devices including VoIP products.

Business Development

We were founded December 9, 2005 by Michael Raleigh.  On October 22, 2007, all of the issued and outstanding shares were purchased by Mr. Won Bum Lee who became the Company’s Chairman and President and amended its business plan to focus its operations on the sale and distribution of cellular phones and VoIP telecommunications equipment.  We have changed our name to Standard Mobile, Inc. (“Standard Mobile”) to better reflect our new business plan.

Standard Mobile has only recently begun to operate as a seller and distributor of cellular phones and VoIP telecommunications equipment and has not generated any revenue.

The Company has not been involved in any bankruptcy, receivership or similar proceeding at any time during its corporate existence.  The only material reclassification, merger, consolidation, or purchase or sale of significant assets was the purchase of 100% of the issued and outstanding shares of common stock by Mr. Won Bum Lee from Michael Raleigh pursuant to the Stock Purchase Agreement, as described above.

Business of Issuer

Standard Mobile is a sales business that intends to sell cellular phones and VoIP products to retailers.  Almost 50% of our market is in California and we hope to expand our presence throughout the United States and globally.

Products
We sell and distribute wireless telecommunication products, VoIP products and our distribution services include the purchasing, selling, warehousing, programming, packing, shipping, and delivery of handsets for wireless telecommunications and VoIP products from manufacturers to agents, resellers, distributors, independent dealers and retailers in the United States.

Competitors
We compete for sales and distribution of wireless telecommunications equipment and accessories with numerous well-established wireless network operators, distributors and manufacturers, including our own suppliers. Our competitors in the United States include such companies as BrightPoint, Inc., Bright Star, Inc., and Infosonic, Inc. The wireless telecommunications industry is intensely competitive and we may not be able to continue to compete successfully in this industry.

Raw Materials
The Company’s business does not depend on raw materials in order to provide its services.

Customers
Standard Mobile seeks to develop a large customer base and sell to various retailers, network operators, and distributors.  The Company will not rely on any one customer or client to support its business operations.

Patents
At this point, Standard Mobile does not possess nor does it intend to possess any patents, trademarks, licenses, franchises, concessions, royalty agreements or any labor contracts.  In addition, Standard Mobile does not see a need for government approval of its business operations and does not expect the government to begin regulating this industry.  Standard Mobile does not expect to incur any costs of compliance with environmental laws or regulations.

Employees
Standard Mobile is currently in its initial business stage and, therefore, does not have any employees other than Mr. Lee.  As the business grows, the Company will need to hire a sales force and other employees to manage its operations and develop its customer base.

Use of Financing

Standard Mobile will use the funds raised to continue to fund operations and expand its customer base.  Because Standard Mobile does not currently have sufficient revenues to continue to fund operations, we will rely on the funds raised to continue to operate throughout the next 12 months.

Revenue Sources

Currently, we do not have any revenues, however, we expect to derive revenue from the sale of cellular phones and VoIP telecommunication equipment to retail stores and distributors of cellular products.

ITEM 2.    DESCRIPTION OF PROPERTY

We presently maintain our principal offices at 16870 Valley View Road, La Mirada, California 90638. Our telephone number is (714)670-7868.

ITEM 3.    LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 1, 2007, our board of directors approved the issuance of 500,000 shares of common stock to Mr. Won Bum Lee as consideration for services rendered.  The share issuance was also approved by a majority of the Company’s stockholders.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Public Market for Common Stock

During the year ended December 31, 2007, there was no trading market for our Common Stock. As of February 19, 2008, however, we were cleared to trade on the OTC Bulletin Board with an initial quote of $0.45 Bid and $0.55 Ask.  Our symbol is SDML.OB.

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

Holders

As of December 31, 2007, 708,000 shares of common stock are issued and outstanding and held by 40 shareholders.  Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business. Our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On December 1, 2007, we issued 500,000 shares to Won Bum Lee for services rendered.  Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Won Bum Lee had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On December 10, 2007, we completed a private placement whereby we sold 108,000 shares of our common stock to 39 shareholders of our common stock.  This offering was exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.  Subsequently, we filed a registration statement covering these 108,000 shares of common stock and on January 16, 2008, the registration statement was declared effective.

Equity Compensation Plan Information

The following table sets forth certain information as of March 23, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

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
Plans not approved
By security holders
Total

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

This section of the annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

We were founded December 9, 2005 by Michael Raleigh.  On October 22, 2007, all of the issued and outstanding shares were purchased by Mr. Won Bum Lin who became the Company’s Chairman and President and amended its business plan and began to focus its operations on the sale of cellular products, including cellular phones and VoIP telecommunications products.  We have changed our name to Standard Mobile, Inc. (“Standard Mobile”) to better reflect our new business plan.

Plan of Operation

During the next twelve months, we expect to take grow our sales leads and establish business relationships and sales contacts in an effort to develop our business and the implementation of our plan of operations.

To date, we have provided for our cash requirements through an initial capital contribution by our officer and director, as well as a private placement of securities to certain investors.  We received gross proceeds of approximately $54,000 from these activities which we have used for general working capital purposes. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our directors. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.

We have not incurred any research or development expenditures since our incorporation.

We do not have plans to purchase or sell plant and significant equipment.

We have no employees as of the date of this annual report other than our director.

In the next 12 months, we anticipate spending an additional $15,000 on administrative expenses, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”(SPEs).

ITEM 7.    FINANCIAL STATEMENTS

STANDARD MOBILE, INC.
(a development stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 and 2006

STANDARD MOBILE, INC.
(a devlopment stage company)
Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
STANDARD MOBILE, INC.

We have audited the accompanying balance sheets of Standard Mobile, INC. (a development stage company), as of December 31, 2007 and 2006, and the related statement of operations, equity and cash flows for the twelve months then ended and from inception (December 9, 2005) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Mobile,INC., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the twelve months then ended and from inception (December 9, 2005) through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC
Altamonte Springs, FL
January 24, 2008

STANDARD MOBILE, INC.
(a development stage company)
BALANCE SHEET
As of December 31, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	12/31/2007	12/31/2006

Cash	$12,600	$-

Total Current Assets	12,600	-

TOTAL ASSETS	$12,600	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$5,250	$1,750
Notes Payable	12,600	-

Total Current Liabilities	17,850	1,750

TOTAL LIABILITIES	$17,850	$1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 708,000 and 100,000	708	100
Additional Paid-In Capital	55,672	-
Stock subscription receivable	(54,000)	-
Accumulated Deficit	(7,630)	(1,850)

Total Stockholders' Equity	(5,250)	(1,750)

TOTAL LIABILITIES AND EQUITY	$12,600	$-

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2007 and 2006
from inception (December 9, 2005) through December 31, 2007

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	12/31/2007	12/31/2006	TO 12/31/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	5,765	800	7,615

OPERATING INCOME	(5,765)	(800)	(7,615)

INTEREST EXPENCE	15	-	15

NET INCOME	(5,780)	(800)	(7,630)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,850)	(400)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(7,615)	$(1,200)	$(7,615)

Earnings (loss) per share	$(0.04)	$(0.01)

Weighted average number of common shares	144,351	100,000

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through December 31, 2007

		COMMON	Paid-In	ACCUM.	TOTAL
	SHARES	STOCK	Capital	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)				(400)	(400)

Total, December 31, 2005	100,000	$100	$-	$(400)	$(300)

Net Income (Loss)				(1,450)	(1,450)

Total, December 31, 2006	100,000	$100	$-	$(1,850)	$(1,750)

Stock issued as compensation
at $0.001 per share on
December 1, 2007	500,000	500			500

Stock subscribed at $0.50 per
share on private placement
on December 20, 2007	108,000	108	53,892		54,000
Stock subscription receivable					(54,000)

In-kind Contribution			1,780		1,780

Net Income (Loss)				(5,780)	(5,780)

Total, December 31, 2007	708,000	$708	$55,672	$(7,630)	$(5,250)

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2007 and 2006
from inception (December 9, 2005) through December 31, 2007

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2007	12/31/2006	TO 12/31/07

Net income (loss)	$(5,780)	$(800)	$(7,615)

Stock issued as compensation	500	-	600
In-Kind Contribution	1,780	-	1,780
Increase (Decrease) in Accrued Expenses	3,500	800	5,250

Total adjustments to net income	5,780	800	7,630

Net cash provided by (used in) operating activities	-	-	15

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received on notes payable	12,600	-	12,600

Net cash provided by (used in) financing activities	12,600	-	12,600

CASH RECONCILIATION

Net increase (decrease) in cash	12,600	-	12,615
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$12,600	$-	$12,615

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.

Notes to the financial statements

1.   Summary of Significant Accounting Policies:

Standard Mobile, Inc. (formerly known as Thermal Technology Services, Inc.) was incorporated in 2005 under the name 4303, Inc. (the “Company”).  Prior to October 22, 2007, the Company changed its name to Thermal Technologies, Inc.  On October 22, 2007 (the "Effective Date"), pursuant to the terms of a Stock Purchase Agreement, Won Bum Lee purchased a total of 100,000 shares of issued and outstanding common stock of Thermal Technology Services, Inc. from Michael Raleigh, the sole officer, director and shareholder of the Company, for an aggregate of $32,500 in cash. The total of 100,000 shares represented all of the shares of outstanding common stock of the Company at the time of transfer.  Mr. Lee used private funds to purchase the shares of the Company.

We are currently located in La Mirada, California. We focus our business on telecommunication sales and distribution, including sales of cellular phones, telecommunication equipment and other various VoIP products.

As we grow, we will take on people and services in related markets and continue to expand our sales and services throughout the United States and eventually on a global basis.  We also expect to gain additional leverage by entering into contracts with electronic companies for the sales of their equipment.

The Company’s fiscal year end is December 31, a calendar year end.

Significant Accounting Policies:

The Company’s management has adopted the following accounting policies.

Revenue Recognition

The Company currently has no revenues and accounts for costs on the accrual basis as a going concern under Generally Accepted Accounting Principles.

Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting

The Company’s financial statements are prepared in accordance with generally accepted accounting principles.  The Company’s management has made all adjustments in their opinion that are necessary in order to make the financial statements not misleading.

Estimates and adjustment

The Company’s management is of the opinion that all estimates and adjustment have been made in accordance with Generally Accepted Accounting Principle in order for the financial statements to not be misleading.

Income Taxes

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities.  Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share

Basic and diluted earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”.  Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC.

2.   Related Party Transactions:

Primary shareholders currently fund the Company and pay certain expenses on behalf of the Company which are recorded as in kind contributions to equity.  A related party has also loaned the Company money in the form of note payables.

3.   Accounts Receivable:

The Company has no receivables at this time.

4.   Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.   Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of trade payables from normal operations of the business.

6.   Notes Payable:

At various dates during 2007, the Company borrowed $12,600 from related party individuals and companies.  All notes are demand notes carrying a 3% interest rate.

7.   Stockholder Equity:

Preferred stock includes 10,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on December 9, 2005 in acceptance of the incorporation expenses for the Company.

On October 22, 2007, Won Bum Lee purchased a total of 100,000 shares of issued and outstanding common stock of Thermal Technology Services, Inc. from Michael Raleigh, the sole officer, director and shareholder of the Company, for an aggregate of $32,500 in cash.

During December 2007, the Company issued 500,000 shares of common stock to its sole director of the Company as compensation in the amount of $500, or $0.001 per share.

During December 2007, the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $54,000 in the issuance of 108,000 shares of common stock at $0.50 per share. The stock issuance has been recorded as a stock subscription receivable.  The Company’s management considers this offering to be exempt under the Securities Act of 1933.

8.   Employment Contract and Incentive Commitments:

The Company has no employment contracts and incentive commitments.

9.  Income Taxes:

The income tax payable that was accrued for the year ended December 31, 2007 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the twelve months ended December 31, 2007 the Company had an operating loss of $5,765, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the twelve months ended December 31, 2007 of 1,523.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through December 31, 2007, the Company incurred net operating losses for tax purposes of approximately $7,615. The net operating loss carry forwards may be used to reduce taxable income through the years 2025 to 2027. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 are as follows:

Deferred tax assets:
Federal net operating loss	$1,142
State net operating loss	381

Total deferred tax assets	1,523
Less valuation allowance	(1,523)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended December 31, 2007 and December 31, 2006 is as follows:

	2007	2006

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

10.   Required Cash Flow Disclosure for non-cash items, Interest and Taxes Paid:

The Company has made no cash payments for interest or income taxes. A related party pays expenses on behalf of the Company which are recorded as non-cash in kind contributions to equity.

11.   Contingent Liabilities:

Currently the Company has not identified any contingent liabilities that may be due.

12. Subsequent Events:

Currently the Company has not identified any subsequent events that may occur.

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

ITEM 8A.        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the end of the 2007 fiscal year. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held

Won Bum Lee	46	President/Director

Mr. Won Bum Lee, age 46, attended Busan University in Korea where he graduated from its Medical College in 1986 and received a graduate degree in medicine in 1988.  In 2003, Mr. Lee also received his Ph.D. in medicine from Busan University.  Until he retired in 2006, Mr. Lee managed and ran a private medical practice treating patients and specializing in surgical procedures.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Won Bum Lee President, Chief	2007	$0	0	0	0	0	0	0	$0
Executive Officer,	2006	$0	0	0	0	0	0	0	$0
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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Won Bum Lee	600,000	84.7%

All Executive Officers
and Directors as a Group	600,000	84.7%
(1 Person)

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us.

ITEM 13.    EXHIBITS

Exhibit Number	Exhibit Title

14	Code of Ethics

31.1	Certification of Michael Raleigh pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Raleigh pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2007, we were billed approximately $1,000.00 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2007.

Tax Fees

For the Company’s fiscal year ended December 31, 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

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

Standard Mobile, Inc.

By:	/s/ Won Bum Lee
Chief Executive Officer Chief Financial Officer

Dated:	March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Won Bum Lee Won Bum Lee	Chief Executive Officer Chief Financial Officer, and Director	March 25, 2008