Form 10-Q
period 2007-09-30
STANDARD MOBILE INC
filed 2008-05-19
CIK 1353490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

STANDARD MOBILE, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	000-51879	26-1276310
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

16870 Valley View Avenue, La Mirada California  90638
 (Address of Principal Executive Offices)
 _______________

     (714) 994-1400
(Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 13, 2008:  8,080,000 shares of Common Stock.

Standard Mobile, Inc.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

STANDARD MOBILE, INC.
(a development stage company)
BALANCE SHEET
As of March 31, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	3/31/2008	12/31/2007

Cash	$9,225	$12,600

Total Current Assets	9,225	12,600

FIXED ASSETS

Furniture	28,000	-
Office Equipment	17,500	-
Accumulated Depreciation	(2,528)	-

Total Fixed Assets	42,972	-

TOTAL ASSETS	$52,197	$12,600

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$5,750	$5,250
Notes Payable	2,000	12,600

Total Current Liabilities	7,750	17,850

TOTAL LIABILITIES	$7,750	$17,850

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 708,000 and 100,000	708	708
Additional Paid-In Capital	55,682	55,672
Stock subscription receivable	-	(54,000)
Accumulated Deficit	(11,943)	(7,630)

Total Stockholders' Equity	44,447	(5,250)

TOTAL LIABILITIES AND EQUITY	$52,197	$12,600

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending March 31, 2008 and 2007
from inception (December 9, 2005) through March 31, 2008

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2008	3/31/2007	TO 3/31/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	4,303	250	11,918

OPERATING INCOME	(4,303)	(250)	(11,918)

INTEREST EXPENCE	10	-	25

NET INCOME	(4,313)	(250)	(11,943)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(7,630)	(1,850)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(11,943)	$(2,100)	$(11,943)

Earnings (loss) per share	$(0.01)	$(0.00)

Weighted average number of common shares	708,000	100,000

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through March 31, 2008

		COMMON	Paid-In	ACCUM.	TOTAL
	SHARES	STOCK	Capital	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)				(400)	(400)

Total, December 31, 2005	100,000	$100	$-	$(400)	$(300)

Net Income (Loss)				(1,450)	(1,450)

Total, December 31, 2006	100,000	$100	$-	$(1,850)	$(1,750)

Stock issued as compensation
at $0.001 per share on
December 1, 2007	500,000	500			500

Stock subscribed at $0.50 per
share on private placement
on December 20, 2007	108,000	108	53,892		54,000
Stock subscription receivable					(54,000)

In-kind Contribution			1,780		1,780

Net Income (Loss)				(5,780)	(5,780)

Total, December 31, 2007	708,000	$708	$55,672	$(7,630)	$(5,250)

In-kind contribution			10

Net Income (Loss)				(4,313)	(4,313)

Total, March 31, 2008	708,000	$708	$55,682	$(11,943)	$(9,563)

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2008 and 2007
from inception (December 9, 2005) through March 31, 2008

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2008	3/31/2007	TO 3/31/08

Net income (loss)	$(4,313)	$(250)	$(11,943)

Depreciation	2,528	-	2,528
Stock issued as compensation	-	-	600
In-Kind Contribution	10	-	1,790
Increase (Decrease) in Accrued Expenses	500	250	5,750

Total adjustments to net income	3,038	250	10,668

Net cash provided by (used in) operating activities	(1,275)	-	(1,275)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for property, plant & equipment	(45,500)	-	(45,500)

Net cash flows provided by (used in) investing activities	(45,500)	-	(45,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from stock issuance	54,000	-	54,000
Cash received on notes payable	-	-	12,600
Cash paid on notes payable	(10,600)	-	(10,600)

Net cash provided by (used in) financing activities	43,400	-	56,000

CASH RECONCILIATION

Net increase (decrease) in cash	(3,375)	-	9,225
Cash - beginning balance	12,600	-	-

CASH BALANCE - END OF PERIOD	$9,225	$-	$9,225

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

6.   Notes Payable:

At various dates during 2007, the Company borrowed $12,600 from related party individuals and companies.  All notes are demand notes carrying a 3% interest rate.  As of March 31, 2008, the principal balance due on the demand notes is $2,000.

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

During January 2008, the stock subscription receivable was satisfied.

8.   Employment Contract and Incentive Commitments:

The Company has no employment contracts and incentive commitments.

9.  Income Taxes:

The income tax payable that was accrued for the period ended March 31, 2008 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the three months ended March 31, 2008, the Company had an operating loss of $4,313, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for the losses from inception through March 31, 2008 derives a deferred tax asset of 2,389.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through December 31, 2007, the Company incurred net operating losses for tax purposes of approximately $11,943. The net operating loss carry forwards may be used to reduce taxable income through the years 2025 to 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$1,792
State net operating loss	597

Total deferred tax assets	2,389
Less valuation allowance	(2,389)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended March 31, 2008 and March 31, 2007 is as follows:

	2008	2007

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

10.   Required Cash Flow Disclosure for non-cash items, Interest and Taxes Paid:

The Company has made no cash payments for interest or income taxes. A related party pays expenses on behalf of the Company which are recorded as non-cash in-kind contributions to equity.

11.   Contingent Liabilities:

Currently the Company has not identified any contingent liabilities that may be due.

12. Subsequent Events:

On April 2, 2008, Mr. Lee sold 532,388 registered shares of common stock at $0.20 per share for the value of $106,478 on the over-the-counter market.

On April 15, 2008, 100,000 shares of common stock were issued for services rendered to 4 related party shareholders.

Won Bum Lee resigned as a member of the Company's Board of Directors effective as of April 24, 2008.  Won Bum Lee also resigned as the Company's President, Chief Executive Officer, and Chief Financial Officer, effective April 24, 2008.  At the time of resignation, Mr. Lee was not a member of any committee on the board of directors.  The resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

On April 24, 2008, Boosik Kim was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This section of the quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

Results of Operation

The Company did not have any operating income from inception (December 9, 2005) through March 31, 2008 and recognized a net loss of $4,313 for the three months ended March 31, 2008.  Some general and administrative expenses from inception were accrued.  Expenses from inception were comprised of costs mainly associated with legal, accounting and office fees.

Liquidity and Capital Resources

At March 31, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows.  SFAS 161 was issued in response to constituents’ concerns regarding the adequacy of existing disclosures of derivative instruments and hedging activities.  SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”(SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2008, we issued 100,000 shares of common stock to certain individuals for services they provided to the company.
These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the ‘Act’).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 25, 2008, the Company effectuated a 10 for 1 forward split of its issued and outstanding common stock.

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On April 25, 2008, the Company filed a Form 8-K with the SEC based on a Departure of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Mobile, Inc.

Date: May 16, 2008	By:	/s/ Boosik Kim
Boosik Kim
Chief Executive Officer, Chief Financial Officer and Director