Form 10-Q
period 2008-06-30
STANDARD MOBILE INC
filed 2008-08-14
CIK 1353490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No *

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 8, 2008:  8,080,000 shares of Common Stock.

Standard Mobile, Inc.

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

STANDARD MOBILE, INC.
(a development stage company)
BALANCE SHEET
As of June 30, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	6/30/2008	12/31/2007

Cash	$41,179	$12,600

Total Current Assets	41,179	12,600

FIXED ASSETS

Furniture	28,000	-
Office Equipment	17,500	-
Accumulated Depreciation	(6,319)	-

Total Fixed Assets	39,181	-

TOTAL ASSETS	$80,360	$12,600

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,025	$5,250
Payroll Liabilities	22,424	-
Notes Payable	832,000	12,600
Development Agreement Payable	420,000	-

Total Current Liabilities	1,277,449	17,850

TOTAL LIABILITIES	$1,277,449	$17,850

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 8,080,000 and 7,080,000	2,680	1,680
Additional Paid-In Capital	60,156	54,700
Stock subscription receivable	-	(54,000)
Accumulated Deficit	(1,259,925)	(7,630)

Total Stockholders' Equity (Deficit)	(1,197,089)	(5,250)

TOTAL LIABILITIES AND EQUITY	$80,360	$12,600

The accomapnying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending June 30, 2008 and 2007
from inception (December 9, 2005) through June 30, 2008

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2008	6/30/2007	TO 6/30/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	50,839	500	58,454

RESEARCH & DEVELOPMENT	1,200,000	-	1,200,000

OPERATING INCOME	(1,250,839)	(500)	(1,258,454)

INTEREST EXPENCE	1,456	-	1,471

NET INCOME	(1,252,295)	(500)	(1,259,925)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(7,630)	(1,850)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(1,259,925)	$(2,350)	$(1,259,925)

Earnings (loss) per share	$(0.17)	$(0.00)	$(0.52)

(10 for 1 forward stock split retroactivly applied)

Weighted average number of common shares	7,492,088	1,000,000	2,438,373

The accomapnying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending June 30, 2008 and 2007
from inception (December 9, 2005) through June 30, 2008

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	6/30/2008	6/30/2007

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	42,536	250

RESEARCH & DEVELOPMENT	1,200,000	-

OPERATING INCOME	(1,242,536)	(250)

INTEREST EXPENCE	1,446	-

NET INCOME	(1,243,982)	(250)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(11,943)	(2,100)

ACCUMULATED DEFICIT, ENDING BALANCE	$(1,255,925)	$(2,350)

The accomapnying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through June 30, 2008

		COMMON	Paid-In	ACCUM.	TOTAL
	SHARES	STOCK	Capital	DEFICIT	EQUITY

Stock issued on acceptance	1,000,000	$100	$-	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)				(400)	(400)

Total, December 31, 2005	1,000,000	$100	$-	$(400)	$(300)

Net Income (Loss)				(1,450)	(1,450)

Total, December 31, 2006	1,000,000	$100	$-	$(1,850)	$(1,750)

Stock issued as compensation
at $0.001 per share on
December 1, 2007	5,000,000	500			500

Stock issued at $0.50 per
share on private placement
on December 20, 2007	1,080,000	1,080	52,920		54,000

In-kind Contribution			1,780		1,780

Net Income (Loss)				(5,780)	(5,780)

Total, December 31, 2007	7,080,000	$1,680	$54,700	$(7,630)	$48,750

In-kind contribution			1,456		1,456

Stock issued as compensation
at $0.05 per share on
April 16, 2008	1,000,000	1000	4,000		5,000

Retroactively applied share
issuance treated as a 10-to-1 stock
split at par value, $0.001 per
share on April 25, 2008

Net Income (Loss)				(1,252,295)	(1,252,295)

Total, June 30, 2008	8,080,000	$2,680	$60,156	$(1,259,925)	$(1,197,089)

The accomapnying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending June 30, 2008 and 2007
from inception (December 9, 2005) through June 30, 2008

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2008	6/30/2007	TO 6/30/08

Net income (loss)	$(1,252,295)	$(500)	$(1,259,925)

Depreciation	6,319	-	6,319
Stock issued as compensation	5,000	-	5,600
In-Kind Contribution	1,456	-	3,236
Increase (Decrease) in Accrued Expenses	(2,225)	500	3,025
Increase (Decrease) in Payroll Liabilities	22,424	-	22,424
Increase (Decrease) in Development Agreement Payable	420,000	-	420,000

Total adjustments to net income	452,974	500	460,604

Net cash provided by (used in) operating activities	(799,321)	-	(799,321)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for property, plant & equipment	(45,500)	-	(45,500)

Net cash flows provided by (used in) investing activities	(45,500)	-	(45,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from stock issuance	54,000	-	54,000
Cash received on notes payable	830,000	-	842,600
Cash paid on notes payable	(10,600)	-	(10,600)

Net cash provided by (used in) financing activities	873,400	-	886,000

CASH RECONCILIATION

Net increase (decrease) in cash	28,579	-	41,179
Cash - beginning balance	12,600	-	-

CASH BALANCE - END OF PERIOD	$41,179	$-	$41,179

The accomapnying notes are an integral part of these financial statements.

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

6.   Notes Payable:

At various dates during 2007 and 2008, the Company borrowed $837,600 from related party individuals and companies.  All notes are demand notes carrying a 3% interest rate.  As of June 30, 2008, the principal balance due on the demand notes is $832,000.

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

During April 2008, the Company reissued 532,388 shares of common stock owned by Mr. Won Bum Lee to 9 shareholders.

During April 2008, the Company issued 100,000 shares of common stock to 4 shareholders as compensation for services rendered in the amount of $5,000, or $0.05 per share. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the ‘Act’).

During April 2008, the Company undertook a 10-for-1 forward stock split of the Corporation’s issued and outstanding shares.

8.   Employment Contract and Incentive Commitments:

The Company has no employment contracts and incentive commitments.

9. Commintments and Contracts:

On April 2, 2008, the Company entered into a development agreement with Clearwave Corporation, a Korean corporation. Upon and subject to the terms and conditions of this agreement, Clearwave Corporation shall design, develop, and provide deliverables and other services for the Company. All payments due in accordance with the terms of the agreement shall be paid within seven (7) days as listed below:

May 19, 2008 - contact signing -	$500,000
June 09, 2008 – design phase -	$700,000
July 28, 2008 – prototype phase -	$800,000
Monthly thereafter – mass production phase -	$1,100,000

The Clearwave Corporation also shall be entitled to a running-royalty of $1 per unit to a maximum of 500,000 units/models.

On April 15, 2008, the Company entered into a 36-month motor vehicle lease agreement with BMW Financial Services with a required monthly payment of $1,160.

9.  Income Taxes:

The income tax payable that was accrued for the period ended June 30, 2008 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the six months ended June 30, 2008, the Company had an operating loss of $1,252,295, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for the losses from inception through June 30, 2008 derives a deferred tax asset of 251,985.

No provision was made for federal income tax since the Company has significant net operating losses. From inception to June 30, 2008, the Company had an operating loss of $1,259,925. The net operating loss carry forwards may be used to reduce taxable income through the years 2025 to 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$188,989
State net operating loss	62,996

Total deferred tax assets	251,985
Less valuation allowance	(251,985)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2008 and June 30, 2007 is as follows:

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

None known at this time.

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

Results of Operation

The Company did not have any operating income from inception (December 9, 2005) through June 30, 2008 and recognized a net loss of $1,252,295 for the six months ended June 30, 2008.  Some general and administrative expenses from inception were accrued.  Expenses from inception were comprised of costs mainly associated with legal, accounting and office fees.

Liquidity and Capital Resources

At June 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 4T.                      Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1         Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1         Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Mobile, Inc.

Date: August 8, 2008	By:	/s/ Boosik Kim
Boosik Kim
Chief Executive Officer, Chief Financial Officer and Director