Form 10-Q
period 2008-09-30
STANDARD MOBILE INC
filed 2008-11-17
CIK 1353490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

STANDARD MOBILE, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	000-51879	26-1276310
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

16870 Valley View Avenue, La Mirada California  90638
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

Large Accelerated Filer      Accelerated Filer      Non-Accelerated Filer      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No *

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 14, 2008:  8,080,000 shares of Common Stock.

Standard Mobile, Inc.

FORM 10-Q

September 30, 2008

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

SIGNATURE

Item 1. Financial Information

STANDARD MOBILE, INC.
(a development stage company)
BALANCE SHEET
As of September 30, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	9/30/2008	12/31/2007

Cash	$3,975	$12,600

Total Current Assets	3,975	12,600

FIXED ASSETS

Furniture	28,000	-
Office Equipment	17,500	-
Accumulated Depreciation	(10,111)	-

Total Fixed Assets	35,389	-

TOTAL ASSETS	$39,364	$12,600

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,550	$5,250
Payroll Liabilities	15,824	-
Notes Payable	232,000	12,600

Total Current Liabilities	251,374	17,850

TOTAL LIABILITIES	$251,374	$17,850

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 8,080,000 and 7,080,000	2,680	1,680
Additional Paid-In Capital	62,022	54,700
Stock subscription receivable	-	(54,000)
Accumulated Deficit	(276,712)	(7,630)

Total Stockholders' Equity (Deficit)	(212,010)	(5,250)

TOTAL LIABILITIES AND EQUITY	$39,364	$12,600

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ending September 30, 2008 and 2007
from inception (December 9, 2005) through September 30, 2008

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	9/30/2008	9/30/2007	TO 9/30/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	107,798	750	115,413

RESEARCH & DEVELOPMENT	157,962	-	157,962

OPERATING INCOME	(265,760)	(750)	(273,375)

INTEREST EXPENCE	3,322	-	3,337

NET INCOME	(269,082)	(750)	(276,712)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(7,630)	(1,850)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(276,712)	$(2,600)	$(276,712)

Earnings (loss) per share	$(0.03)	$(0.00)	$(0.09)

(10 for 1 forward stock split retroactivly applied)

Weighted average number of common shares	7,997,588	1,000,000	3,046,092

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending September 30, 2008 and 2007
from inception (December 9, 2005) through September 30, 2008

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	9/30/2008	9/30/2007

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	56,958	250

RESEARCH & DEVELOPMENT	(1,042,038)	-

OPERATING INCOME	985,080	(250)

INTEREST EXPENCE	1,866	-

NET INCOME	983,214	(250)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,259,926)	(2,350)

ACCUMULATED DEFICIT, ENDING BALANCE	$(276,712)	$(2,600)

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through September 30, 2008

		COMMON	Paid-In	ACCUM.	TOTAL
	SHARES	STOCK	Capital	DEFICIT	EQUITY

Stock issued on acceptance	1,000,000	$100	$-	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)				(400)	(400)

Total, December 31, 2005	1,000,000	$100	$-	$(400)	$(300)

Net Income (Loss)				(1,450)	(1,450)

Total, December 31, 2006	1,000,000	$100	$-	$(1,850)	$(1,750)

Stock issued as compensation
at $0.001 per share on
December 1, 2007	5,000,000	500			500

Stock issued at $0.50 per
share on private placement
on December 20, 2007	1,080,000	1,080	52,920		54,000

In-kind Contribution			1,780		1,780

Net Income (Loss)				(5,780)	(5,780)

Total, December 31, 2007	7,080,000	$1,680	$54,700	$(7,630)	$48,750

In-kind contribution			3,322		3,322

Stock issued as compensation
at $0.05 per share on
April 16, 2008	1,000,000	1000	4,000		5,000

Retroactively applied share
issuance treated as a 10-to-1 stock
split at par value, $0.001 per
share on April 25, 2008

Net Income (Loss)				(269,082)	(269,082)

Total, September 30, 2008	8,080,000	$2,680	$62,022	$(276,712)	$(212,010)

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending September 30, 2008 and 2007
from inception (December 9, 2005) through September 30, 2008

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2008	9/30/2007	TO 9/30/08

Net income (loss)	$(269,082)	$(750)	$(276,712)

Depreciation	10,111	-	10,111
Stock issued as compensation	5,000	-	5,600
In-Kind Contribution	3,322	-	5,102
Increase (Decrease) in Accrued Expenses	(1,700)	750	3,550
Increase (Decrease) in Payroll Liabilities	15,824	-	15,824
Increase (Decrease) in Development Agreement Payable	-	-	-

Total adjustments to net income	32,557	750	40,187

Net cash provided by (used in) operating activities	(236,525)	-	(236,525)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for property, plant & equipment	(45,500)	-	(45,500)

Net cash flows provided by (used in) investing activities	(45,500)	-	(45,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from stock issuance	54,000	-	54,000
Cash received on notes payable	850,000	-	862,600
Cash paid on notes payable	(630,600)	-	(630,600)

Net cash provided by (used in) financing activities	273,400	-	286,000

CASH RECONCILIATION

Net increase (decrease) in cash	(8,625)	-	3,975
Cash - beginning balance	12,600	-	-

CASH BALANCE - END OF PERIOD	$3,975	$-	$3,975

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

6.   Notes Payable:

At various dates during 2007 and 2008, the Company borrowed $862,600 from related party individuals and companies.  All notes are demand notes carrying a 3% interest rate.  As of September 30, 2008, the principal balance due on the demand notes is $232,000.

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

Due to disagreement regarding the execution of the research and development phase, the development agreement was mutually terminated, and the payments less any fees incurred to date by Clearwave Corporation were returned to the Company. At this point, the Company is renegotiating the agreement with Clearwave Corporation.

On April 15, 2008, the Company entered into a 36-month motor vehicle lease agreement with BMW Financial Services with a required monthly payment of $1,160.

9.  Income Taxes:

The income tax payable that was accrued for the period ended September 30, 2008 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the nine months ended September 30, 2008, the Company had an operating loss of $269,082, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for the losses from inception through September 30, 2008 derives a deferred tax asset of 55,342.

No provision was made for federal income tax since the Company has significant net operating losses. From inception to September 30, 2008, the Company had an operating loss of $276,712. The net operating loss carry forwards may be used to reduce taxable income through the years 2025 to 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$41,507
State net operating loss	13,835

Total deferred tax assets	55,342
Less valuation allowance	(55,342)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended September 30, 2008 and September 30, 2007 is as follows:

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

Results of Operation

The Company did not have any operating income from inception (December 9, 2005) through September 30, 2008 and recognized a net loss of $269,082 for the nine months ended September 30, 2008.  Some general and administrative expenses from inception were accrued.  Expenses from inception were comprised of costs mainly associated with legal, accounting and office fees.

Liquidity and Capital Resources

At September 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 4T.   Controls and Procedures

a)   Evaluation of Disclosure Controls. Boosik Kim, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Kim concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

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

Standard Mobile, Inc.

Date: November 14, 2008	By:	/s/ Boosik Kim
Boosik Kim
Chief Executive Officer, Chief Financial Officer and Director