Form 10-K
period 2008-12-31
STANDARD MOBILE INC
filed 2009-04-29
CIK 1353490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-51879

Standard Mobile, Inc.
 (Name of small business issuer in its charter)

DELAWARE	22-3662292
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
16870 Valley View Avenue	90638
(Address of principal executive offices)	(Zip Code)

(714) 994-1400
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

Revenues for year ended December 31, 2008: $30,599,493

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of December 31, 2008 based upon the closing price reported for such date on the OTC Bulletin Board was US$_____.

As of April 3, 2009, the registrant had 8,080,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.      BUSINESS

DESCRIPTION OF BUSINESS

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

On October 22, 2007, the Company entered into a Stock Purchase Agreement with Boosik Kim for the purchase of all of the issued and outstanding shares of the Company from Michael Raleigh, the sole officer and director of the Company.  Pursuant to this Agreement, Mr. Raleigh resigned as the Company’s sole officer and director and Mr. Lee was appointed the Company’s Chairman and President.  In addition, the Company changed its name to Standard Mobile, Inc. and amended its business plan to focus on the sale and distribution of cellular phones and other telecommunications devices including VoIP products.

Business Development

We were founded December 9, 2005 by Michael Raleigh.  On October 22, 2007, all of the issued and outstanding shares were purchased by Mr. Boosik Kim who became the Company’s Chairman and President and amended its business plan to focus its operations on the sale and distribution of cellular phones and VoIP telecommunications equipment.  We have changed our name to Standard Mobile, Inc. (“Standard Mobile”) to better reflect our new business plan.

Standard Mobile has only recently begun to operate as a seller and distributor of cellular phones and VoIP telecommunications equipment and has not generated any revenue.

The Company has not been involved in any bankruptcy, receivership or similar proceeding at any time during its corporate existence.  The only material reclassification, merger, consolidation, or purchase or sale of significant assets was the purchase of 100% of the issued and outstanding shares of common stock by Mr. Boosik Kim from Michael Raleigh pursuant to the Stock Purchase Agreement, as described above.

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

Revenue Sources

Currently, we do not have any revenues; however, we expect to derive revenue from the sale of cellular phones and VoIP telecommunication equipment to retail stores and distributors of cellular products.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.    PROPERTIES

We presently maintain our principal offices at 16870 Valley View Road, La Mirada, California 90638. Our telephone number is (714)670-7868.

ITEM 3.    LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol "SDML.OB" since February 19, 2008.   We were cleared to trade on the OTC Bulletin Board with an initial quote of $0.45 Bid and $0.55 Ask.

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

Holders

As of December 31, 2008, 8,080,000 shares of common stock are issued and outstanding.  There are approximately 40 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information as of April 3, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

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
Plans not approved
By security holders

Total

ITEM 6.    SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Our Business

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

Results of Operation

As of the year ended December 31, 2008, we had cash on hand of $2,522 and our total assets were $34,119 while our total liabilities were $241,275.  We had shareholders’ deficit of ($207,156).

For the year ended December 31, 2008, we have a net loss of $265,970 compared to $5,780 in 2007. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has had minimal revenues since 2006 and will need to raise capital to further its operations. We believe we can satisfy our cash requirements to continue to operate over the next twelve months even if we are unable to obtain additional funding or our revenues do not significantly improve. However, we will need to raise additional funds or generate revenues to pursue our plan of operations. There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Liquidity and Capital Resources

As of December 31, 2008, we had cash of $2,522.  We believe we can satisfy our cash requirements for the next twelve months with our current cash based upon a reduced budget for our plan of operations. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated since we have no contractual rights for projected revenues. In the absence of our projected revenues, we may be unable to proceed with completing our plan of operations. However, even without adequate revenues within the next twelve months, we still anticipate being able to continue our present activities but we will require financing to potentially achieve our profit, revenue, and growth goals.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A. QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STANDARD MOBILE, INC.
(a development stage company)

FINANCIAL STATEMENTS

As of December 31, 2008 and 2007

Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders

We have audited the accompanying balance sheet of Standard Mobile, Inc. as of December 31, 2008 and 2007 and the related statement of operations, stockholders’ equity, and cash flows for the twelve months ended December 31, 2008 and 2007 and from inception (December 9, 2005) through the year then ended December 31, 2008. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Mobile, Inc. at December 31, 2008 and 2007 and the results of its operations and its cash flows for the twelve months ended December 31, 2008 and 2007 and from inception (December 9, 2005) through December 31, 2008 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, L.L.C.
Lake Mary, FL
January 14, 2009

STANDARD MOBILE, INC.
(a development stage company)
BALANCE SHEET
As of December 31, 2008 and 2007

ASSETS

CURRENT ASSETS	12/31/2008	12/31/2007

Cash	$2,522	$12,600

Total Current Assets	2,522	12,600

FIXED ASSETS

Furniture	28,000	-
Office Equipment	17,500	-
Accumulated Depreciation	(13,903)	-

Total Fixed Assets	31,597	-

TOTAL ASSETS	$34,119	$12,600

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$5,275	$5,250
Notes Payable	236,000	12,600

Total Current Liabilities	241,275	17,850

TOTAL LIABILITIES	$241,275	$17,850

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 8,080,000 and 7,080,000	2,680	1,680
Additional Paid-In Capital	63,764	54,700
Stock subscription receivable	-	(54,000)
Accumulated Deficit	(273,600)	(7,630)

Total Stockholders' Equity (Deficit)	(207,156)	(5,250)

TOTAL LIABILITIES AND EQUITY	$34,119	$12,600

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2008 and 2007
from inception (December 9, 2005) through December 31, 2008

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	12/31/2008	12/31/2007	TO 12/31/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	102,944	5,765	110,559

RESEARCH & DEVELOPMENT	157,962	-	157,962

OPERATING INCOME	(260,906)	(5,765)	(268,521)

INTEREST EXPENCE	5,064	15	5,079

NET INCOME	(265,970)	(5,780)	(273,600)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(7,630)	(1,850)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(273,600)	$(7,630)	$(273,600)

Earnings (loss) per share	$(0.034)	$(0.004)	$(0.081)

(10 for 1 forward stock split retroactivly applied)

Weighted average number of common shares	7,787,650	1,443,507	3,366,869

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through December 31, 2008

		COMMON	Paid-In	ACCUM.	TOTAL
	SHARES	STOCK	Capital	DEFICIT	EQUITY

Stock issued on acceptance	1,000,000	$100	$-	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)				(400)	(400)

Total, December 31, 2005	1,000,000	$100	$-	$(400)	$(300)

Net Income (Loss)				(1,450)	(1,450)

Total, December 31, 2006	1,000,000	$100	$-	$(1,850)	$(1,750)

Stock issued as compensation
at $0.001 per share on
December 1, 2007	5,000,000	500			500

Stock issued at $0.50 per
share on private placement
on December 20, 2007	1,080,000	1,080	52,920		54,000

In-kind Contribution			1,780		1,780

Net Income (Loss)				(5,780)	(5,780)

Total, December 31, 2007	7,080,000	$1,680	$54,700	$(7,630)	$48,750

In-kind contribution			5,064		5,064

Stock issued as compensation
at $0.05 per share on
April 16, 2008	1,000,000	1000	4,000		5,000

Retroactively applied share
issuance treated as a 10-to-1 stock
split at par value, $0.001 per
share on April 25, 2008

Net Income (Loss)				(265,970)	(265,970)

Total, December 31, 2008	8,080,000	$2,680	$63,764	$(273,600)	$(207,156)

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2008 and 2007
from inception (December 9, 2005) through December 31, 2008

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2008	12/31/2007	TO 12/31/08

Net income (loss)	$(265,970)	$(5,780)	$(273,600)

Depreciation	13,903	-	13,903
Stock issued as compensation	5,000	500	5,600
In-Kind Contribution	5,064	1,780	6,844
Increase (Decrease) in Accrued Expenses	25	3,500	5,275

Total adjustments to net income	23,992	5,780	31,622

Net cash provided by (used in) operating activities	(241,978)	-	(241,978)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for property, plant & equipment	(45,500)	-	(45,500)

Net cash flows provided by (used in) investing activities	(45,500)	-	(45,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from stock issuance	54,000	-	54,000
Cash received on notes payable	854,000	12,600	866,600
Cash paid on notes payable	(630,600)	-	(630,600)

Net cash provided by (used in) financing activities	277,400	12,600	290,000

CASH RECONCILIATION

Net increase (decrease) in cash	(10,078)	12,600	2,522
Cash - beginning balance	12,600	-	-

CASH BALANCE - END OF PERIOD	$2,522	$12,600	$2,522

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

6. Notes Payable:

At various dates during 2007 and 2008, the Company borrowed $866,600 from related party individuals and companies.  All notes are demand notes carrying a 3% interest rate.  As of December 31, 2008, the principal balance due on the demand notes is $236,000.

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

May 19, 2008 - contact signing -	$ 500,000
June 09, 2008 – design phase -	$ 700,000
July 28, 2008 – prototype phase -	$ 800,000
Monthly thereafter – mass production phase -	$ 1,100,000

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

10.  Income Taxes:

No provision was made for federal income tax since the Company has significant net operating losses. From inception to December 31, 2008, the Company had an operating loss of $273,600. The net operating loss carry forwards may be used to reduce taxable income through the years 2025 to 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$41,040
State net operating loss	13,680

Total deferred tax assets	54,720
Less valuation allowance	(54,720)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended December 31, 2008 and December 31, 2007 is as follows:

	2008	2007

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

11.   Required Cash Flow Disclosure for non-cash items, Interest and Taxes Paid:

The Company has made no cash payments for interest or income taxes. A related party pays expenses on behalf of the Company which are recorded as non-cash in-kind contributions to equity.

12.   Contingent Liabilities:

Currently the Company has not identified any contingent liabilities that may be due.

13. Subsequent Events:

None known at this time.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have one Director and Officer as follows:

NAME	AGE	POSITION
Hyung Gyu Choi	41	President/Director

The business background description of the sole officer and director:

Mr. Hyung Gyu Choi, age 41, graduated from Columbia University in May 1997 with a Master’s degree in electrical engineering and received a Bachelor’s degree in electrical engineering from San Diego State University in May 1995. He also attended school at the Dongkuk University in Seoul, Korea. From 2004 to September 2008, Mr. Choi worked at LG Electronics as the Product Planning Senior Manager. He was responsible for creating and developing accessory strategy for marketing and pricing of products.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

The director and executive officer has been involved in: (a) bankruptcy; (b) criminal proceeding; or (c) any other legal proceeding.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past five (5) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

º
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

º	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

º
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

º	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Hyung Gyu Choi	2008	$0	0	0	0	0	0	0	$0
President, Chief Executive Officer, Chief Financial Officer

Boosik Kim Former President, Chief Executive Officer, Chief	2008	$0	0	0	0	0	0	0	$0
Financial Officer	2007	$0	0	0	0	0	0	0	$0

Won Bum Lee Former President, Chief Executive Officer, Chief	2008	$0	0	0	0	0	0	0	$0
Financial Officer	2007	$0	0	0	0	0	0	0	$0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Hyung Gyu Choi	0	0%
Boosik Kim	6,000,000	74.7%
All Executive Officers	0	0%
and Directors as a Group
(1 person)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We currently use the offices of management at no cost to us.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

Audit Fees

For the Company’s fiscal year ended December 31, 2008, we were billed approximately $1,500 for professional services rendered for the audit and review of our financial statements. That total amount consisted of $1,500 for the auditing and review of the financial statements for the fiscal year 2008.

Legal Fees

For the Company’s fiscal year ended December 31, 2008, we were billed approximately $10,000 for professional services rendered for legal compliance related to federal securities laws.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

3. Exhibits

14	Code of Ethics *

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

* Filed with the original Form 10-KSB on March 25, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOBILE, INC.

Date: April 29, 2009	By:	/s/ Hyung Gyu Choi
Hyung Gyu Choi Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Hyung Gyu Choi Hyung Gyu Choi	Chief Executive Officer Chief Financial Officer, and Director	April 29, 2009