Form 10-Q
period 2009-03-31
STANDARD MOBILE INC
filed 2009-05-15
CIK 1353490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Standard Mobile, Inc.
 (Exact name of registrant as specified in Charter)

DELAWARE	000-51879	22-3662292
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

16870 Valley View Avenue, La Mirada California  90638
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
Yes ☐ No ☒

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2009:  8,080,000 shares of Common Stock.

Standard Mobile, Inc.

FORM 10-Q
March 31, 2009
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

SIGNATURE

 Item 1. Financial Information

STANDARD MOBILE, INC.
(a development stage company)
BALANCE SHEET
As of March 31, 2009 and December 31, 2008

ASSETS

CURRENT ASSETS	3/31/2009	12/31/2008

Cash	$5,494	$2,522

Total Current Assets	5,494	2,522

FIXED ASSETS

Furniture	28,000	28,000
Office Equipment	17,500	17,500
Accumulated Depreciation	(17,694)	(13,903)

Total Fixed Assets	27,806	31,597

TOTAL ASSETS	$33,300	$34,119

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$5,800	$5,275
Notes Payable	239,000	236,000

Total Current Liabilities	244,800	241,275

TOTAL LIABILITIES	$244,800	$241,275

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 8,080,000 and 8,080,000	8,080	8,080
Additional Paid-In Capital	60,134	58,364
Stock subscription receivable	-	-
Accumulated Deficit	(279,714)	(273,600)

Total Stockholders' Equity (Deficit)	(211,500)	(207,156)

TOTAL LIABILITIES AND EQUITY	$33,300	$34,119

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending March 31, 2009 and 2008
from inception (December 9, 2005) through March 31, 2009

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2009	3/31/2008	TO 03/31/09

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	4,344	4,303	114,903

RESEARCH & DEVELOPMENT	-	-	157,962

OPERATING INCOME	(4,344)	(4,303)	(272,865)

INTEREST EXPENCE	1,770	10	6,849

NET INCOME	(6,114)	(4,313)	(279,714)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(273,600)	(7,630)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(279,714)	$(11,943)	$(279,714)

Earnings (loss) per share	$(0.001)	$(0.001)	$(0.075)

(10 for 1 forward stock split retroactivly applied)

Weighted average number of common shares	8,080,000	7,080,000	3,718,013

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through March 31, 2009

		COMMON	Paid-In	ACCUM.	TOTAL
	SHARES	STOCK	Capital	DEFICIT	EQUITY

Stock issued on acceptance	1,000,000	$1,000	$(900)	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)				(400)	(400)

Total, December 31, 2005	1,000,000	$1,000	$(900)	$(400)	$(300)

Net Income (Loss)				(1,450)	(1,450)

Total, December 31, 2006	1,000,000	$1,000	$(900)	$(1,850)	$(1,750)

Stock issued as compensation
at $0.0001 per share on
December 1, 2007	5,000,000	5,000	(4,500)		500

Stock issued at $0.05 per
share on private placement
on December 20, 2007	1,080,000	1,080	52,920		54,000

In-kind Contribution			1,780		1,780

Net Income (Loss)				(5,780)	(5,780)

Total, December 31, 2007	7,080,000	$7,080	$49,300	$(7,630)	$48,750

In-kind contribution			5,064		5,064

Stock issued as compensation
at $0.005 per share on
April 16, 2008	1,000,000	1000	4,000		5,000

Retroactively applied share
issuance treated as a 10-to-1 stock
split at par value, $0.001 per
share on April 25, 2008

Net Income (Loss)				(265,970)	(265,970)

Total, December 31, 2008	8,080,000	$8,080	$58,364	$(273,600)	$(207,156)

In-kind contribution			1,770		1,770

Net Income (Loss)				(6,114)	(6,114)

Total, March 31, 2009	8,080,000	$8,080	$60,134	$(279,714)	$(211,500)

The accompanying notes are an integral part of these financial statements.

STANDARD MOBILE, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2009 and 2008
from inception (December 9, 2005) through March 31, 2009

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2009	3/31/2008	TO 03/31/09

Net income (loss)	$(6,114)	$(4,313)	$(279,714)

Depreciation	3,791	2,528	17,694
Stock issued as compensation	-	-	5,600
In-Kind Contribution	1,770	10	8,614
Increase (Decrease) in Accrued Expenses	525	500	5,800

Total adjustments to net income	6,086	3,038	37,708

Net cash provided by (used in) operating activities	(28)	(1,275)	(242,006)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for property, plant & equipment	-	(45,500)	(45,500)

Net cash flows provided by (used in) investing activities	-	(45,500)	(45,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from stock issuance	-	54,000	54,000
Cash received on notes payable	3,000	-	869,600
Cash paid on notes payable	-	(10,600)	(630,600)

Net cash provided by (used in) financing activities	3,000	43,400	293,000

CASH RECONCILIATION

Net increase (decrease) in cash	2,972	(3,375)	5,494
Cash - beginning balance	2,522	12,600	-

CASH BALANCE - END OF PERIOD	$5,494	$9,225	$5,494

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

On January 12, 2009, Boosik Kim resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary. At the time of resignation, Mr. Kim was not a member of any committee on the board of directors. The resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

On January 12, 2009, Hyung Guy Choi was appointed as the Company’s President and Director.

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

6.   Notes Payable:

From inception to March 31, 2009, the Company borrowed $869,600 from related party individuals and companies.  All notes are demand notes carrying a 3% interest rate.  As of March 31, 2009, the principal balance due on the demand notes is $239,000.

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

May 19, 2008 – contact signing -	$ 500,000
June 09, 2008 – design phase -	$ 700,000
July 28, 2008 – prototype phase -	$ 800,000
Monthly thereafter – mass production phase -	$1,100,000

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

On April 15, 2008, the Company entered into a 36-month motor vehicle lease agreement with BMW Financial Services with a required monthly payment of $1,160. Due to the resignation of the Company’s prior President, the lease was terminated.

10.  Income Taxes:

No provision was made for federal income tax since the Company has significant net operating losses. From inception to March 31, 2009, the Company had an operating loss of $279,714. The net operating loss carry forwards may be used to reduce taxable income through the years 2025 to 2029. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$41,957
State net operating loss	13,986

Total deferred tax assets	55,943
Less valuation allowance	(55,943)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2009 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended March 31, 2009 and 2008 is as follows:

	2009	2008

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

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

Results of Operation

As of the quarter ended March 31, 2009, we had cash on hand of $5,494 and our total assets were $33,300 while our total liabilities were $244,800.  We had shareholders’ deficit of ($211,500).

For the quarter ended March 31, 2009, we have a net loss of $6,114 compared to $4,313 in 2008. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has had minimal revenues since 2006 and will need to raise capital to further its operations. We believe we can satisfy our cash requirements to continue to operate over the next twelve months even if we are unable to obtain additional funding or our revenues do not significantly improve. However, we will need to raise additional funds or generate revenues to pursue our plan of operations. There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Liquidity and Capital Resources

As of March 31, 2009, we had cash of $5,494.  We believe we can satisfy our cash requirements for the next twelve months with our current cash based upon a reduced budget for our plan of operations. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated since we have no contractual rights for projected revenues. In the absence of our projected revenues, we may be unable to proceed with completing our plan of operations. However, even without adequate revenues within the next twelve months, we still anticipate being able to continue our present activities but we will require financing to potentially achieve our profit, revenue, and growth goals.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Standard Mobile, Inc.

Date: May 15, 2009	By:	/s/ Hyung Gyu Choi
Hyung Gyu Choi Chief Executive Officer